Form 10KSB
period 2000-06-30
POWER FLUIDS INC
filed 2000-09-15
CIK 1046277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended June 30, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   000-30947
                     ----------

                               Power Fluids, Inc.
                               ------------------
                     (Name of small business in its charter)

                 Florida                           59-3461879
                 --------                          ----------
         (State or other jurisdiction             (IRS Employer
             of Incorporation)                  Identification No.)

                      10125 West Colonial Drive, Suite 212
                      ------------------------------------
            Address of Principal Executive Office (street and number)


                                 Ocoee, FL 34761
                                 ---------------
                            City, State and Zip Code

Issuer's telephone number: (407) 822-3664

Securities registered under Section 12(b) of the Act:

         None

Securities to be registered under Section 12(g) of the Act:

          Common Stock, par value $.01


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         State issuer's revenue for its most recent fiscal year: $  -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule12b-2): -0-

         Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         (Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,050,500 as of August 31, 2000.

         (Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.


Business of Issuer.

         Upon incorporation, the Company intended to develop and operate a lubricating processing plant; however, we were unsuccessful in raising sufficient funds or obtaining financing for to implement this business plan. Accordingly, in approximately April 2000, we reformulated our business plan to be a distributor of lubricating devices.

         We have not developed any distribution methods for our products. We have no sources and availability of raw materials or principal suppliers. We have no agreements with suppliers, manufacturers, or distributors. Due to the developmental nature of our business, there is no assurance that we may not become dependent upon one or a few major customers; especially in the initial stages of our development. However, we have no intention of becoming dependent upon one or a few major customers.

Competition.

         We will face competition from several fronts. Lubricating and pump technology manufacturers are highly competitive and often sell their products directly to the public or other industrial concerns. Many of the competitors have financial resources of hundreds of millions of dollars and revenue sources that continually fund research and development in the lubricating device area. These companies not only carry a diversified product line, but also a broad service network, thereby enhancing their reputation for customer service leading to repeat business. These companies also have the competitive advantage of being able to design and develop new and improved products, by maintaining strategically located parts distribution centers and by promoting the efforts of its sales force in the world market. Moreover, many of these companies have a worldwide presence, leading to an enhanced reputation as a "big player" in thee markets.

Intellectual Property.

         We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation.

         Our operations will be subject to extensive and ever-changing federal, state and local laws and regulation by government agencies, such as the United States Occupational Safety and Health

Administration ("OSHA"). We are subject to significant compliance burdens from this extensive regulatory framework that may substantially increase our operational costs. OSHA to ensure that devices are maintained and constructed in a safe manner regulates the lubrication device industry in the U.S.

Research and development

         We have spent no time or money on research or development since our inception.

Environmental Compliance

         We do not expect that we will incur any costs or be responsible for any environmental compliance because:

     o We will act as a secondary distributor of lubricating devices
     o We will not act in the capacity of a manufacturer of lubricating devices
     o Our business will not involve the emitting of environmental pollutants

         Accordingly, we are not aware of any other environmental matters that would have a material impact on our future recurring costs, capital expenditures or mandated expenditures.

Employees.

         We currently have only two employees. Our president and director, Lyle Meyers, will be responsible for implementing our proposed plan of operations and directing our operations. Our secretary and treasurer, Joseph Camillo, will be responsible for back office operations.

ITEM 2.           DESCRIPTION OF PROPERTY.

         We do not own or lease any real or personal property. We will utilize a 10,000 square foot facility owned by our president to distribute our products. The facility is located in 201 N. Webster Street, White Cloud, Michigan 49349. The facility is in excellent condition and does not require any capitol improvements. Our president and director own this facility; and are furnishing it to us at no charge. Office services will also be conducted from this location and will be provided without charge to us by our president. We have not occupied the facility premises to date but plan to occupy the facility in approximately September 2000. We do not intend upon leasing any other portion of the facility to any other business or person.

ITEM 3.        LEGAL PROCEEDINGS.

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

         No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2000.



                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares currently trade on the National Quotation Pink Sheets under the trading symbol "PFLD," To date, no trading of such shares has occurred and no bid or asked prices have been posted. The Company's securities are currently held of record by a total of approximately 102 persons.

         No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION.

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

Results of Operations

         During the period from June 30, 1999 through June 30, 2000, the Company has engaged in no significant operations other than filing of a registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Need for Additional Financing

         The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

       No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

ITEM 7.

         See attached Financial Statements.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers currently serving the Company are as follows:

Name                      Age                 Positions Held
----                      ---                 --------------
L.G. Meyers               72                President/Director

Joseph Camillo            53                Secretary/Director


         The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

         The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

         Mr. Meyer has been an officer and director of the Company since September 1, 1997. In 1976, Mr. Meyers formed LubeCon Systems, Inc., a private company in the business of conveyor lubrication by offering an integrated program of lubricants, lubrication application equipment and service. Mr. Meyers was responsible for directing the operations of Lube Con Systems for approximately 25 years. Mr. Meyers owned 35% of LubeCon Systems until he sold his interest in approximately February 1999 to Castrol Oil Company. Mr. Myers now holds no directorships in any reporting companies. His current term as Director expires, subject to re-election, on December 1, 2000.

         Mr. Joseph Camillo, has been an officer and director of the Company since September 1, 1997. From 1991 to 1996, Mr. Camillo was employed as a registered representative with Kober Financial, a securities broker-dealer. From 1996 to present, Mr. Camillo has been a consultant to private and public corporations. Mr. Camillo has served as one or our Directors since inception. His current term as Director expires, subject to re-election, on December 1, 2000. From July 14, 1998 to the present, Mr. Camillo has also served as Secretary and Director of Asphalt Paving International, Inc.

Employees

         Other than those mentioned above, we have no employees. We do not anticipate hiring any additional employees until our revenues or demand for our products reaches a sufficient level to mandate hiring additional employees. There are no family relationships among our officers, directors, or nominees for such positions. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

ITEM 10.       EXECUTIVE COMPENSATION.

         No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

         As of June 6, 2000, there were 4,050,500 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner (1) has sole voting and investment power with respect to the shares set forth opposite his name.

                                                 Amount of        Nature of     Percent
Title of Class     Beneficial Owner              Ownership        Ownership     of Class

Common            Lyle G. Meyers               4,000,000 Shares   Direct          99%
                  10125 West Colonial Drive
                  Suite 212
                  Ocoee, Florida 34761

All officers and
directors as a Group                           4,000,000 Shares   Direct          99%





ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The Exhibits listed below are filed as part of this Annual Report.


Exhibit No.                    Document

    3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-30947.

    3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange under File No. 000-30947

   27         Financial Data Schedule

    (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending June 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Power Fluids, Inc.



                                   By: /s/ L.G. Meyers
                                       --------------------------------------
                                       L. G. Meyers
                                      (Principal Executive Officer and Director)

                                      Date: September 14, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                      TITLE                    DATE
----                                      -----                    -----
/s/ L. G. Meyers                      President/Director          9/14/00
------------------------
L.G.  Meyers

/s/ Joseph Camillo                    Secretary/Director          9/14/00
------------------------
Joseph Camillo

                               Power Fluids, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2000

                                                               June 30,
                                                                2000
                                                              ---------
                      ASSETS
                      ------
Current assets:

  Cash                                                         $     75
                                                               --------
      Total current assets                                     $     75

Organization costs                                                   90
                                                               --------
                                                               $    165
                                                               ========


        LIABILITIES AND  STOCKHOLDERS' EQUITY
        -------------------------------------

Current liabilities:

      Total current liabilities                                $   0.00

Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized,
  4,050,500 shares issued and
 outstanding                                                      4,050
 Additional paid-in capital                                      10,600
 (Deficit)
accumulated during development stage                            (14,485)
                                                               --------
                                                                    165

                                                               $    165
                                                               ========


                 See accompanying notes to financial statements.

                               Power Fluids, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                      Year Ended June 30, 2000 and 1999 and
                 For the Period From Inception (August 19, 1997)
                                to June 30, 2000


                                                                    Inception
                                 Year Ended         Year Ended          To
                                   June 30,          June 30,        June 30,
                                    2000               1999            2,000
                                 ---------         -----------      ----------

Operating expenses                   2,250               2,240          14,485
                                 ---------         -----------      ----------

Net (loss)                       $  (2,250)        $    (2,240)     $  (14,485)
                                 =========         ===========      ==========


Per share information:
 Basic (loss) per                $   (0.00)        $    (0.00)      $    (0.00)
 common share                    =========         ===========      ==========

 Weighted average                4,050,500          4,050,000        4,041,736
shares outstanding





                 See accompanying notes to financial statements.

                               Power Fluids, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
        For the Period From Inception (August 19, 1997) to June 30, 2000


                                                                           Deficit
                                                                          Accumulated
                                                   Common Stock           Additional        During
                                               ---------------------        Paid-in       Development
                                              Shares         Amount         Capital          Stage               Total
                                            ---------     ----------      -----------      ----------         ----------
ACTIVITY

Balance at inception                             0.00    $         0      $         0      $        0          $       0

Shares issued to officer
 for reimbursement of
 expenses

 September @ $.00257                        4,000,000          4,000            6,291          10,291

Shares issued for cash by
private placement:

  January @ $.20                               38,000             38            7,562           7,600
  February @ $.20                              12,500             12            2,488           2,500

Less expenses of offering                                                     (10,141)        (10,141)

Net (loss) for the period
 ended June 30, 1998                                0              0                0          (9,995)            (9,995)
                                            ---------     ----------      -----------      ----------         ----------

Balance, June 30, 1998                      4,050,500          4,050            6,200          (9,995)               255

Contribution of capital
 by officer                                                                     2,100                              2,100

Net (loss) for the period
 ended June 30, 1999                                0              0                0          (2,240)            (2,240)
                                            ---------     ----------      -----------      ----------         ----------


Balance, June 30, 1999                      4,050,500          4,050            8,300         (12,235)               115

Contribution of capital
 by officer                                                                     2,300                              2,300

Net (loss) for the year                             0              0                0          (2,250)            (2,250)
                                            ---------     ----------      -----------      ----------         ----------

Balance, June 30, 2000                      4,050,500     $    4,050      $    10,600      $  (14,485)        $      165
                                            =========     ==========      ===========      ==========         ==========

                 See accompanying notes to financial statements.

                               Power Fluids, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                      Year Ended June 30, 2000 and 1999 and
        For the Period From Inception (August 19, 1997) to June 30, 2000



                                                                    Inception
                                 Year Ended         Year Ended         To
                                   June 30,          June 30,       June 30,
                                    2000              1999            2,000
                                 ---------         -----------      ----------

Net income (loss)                $   (2,250)       $   (2,240)      $  (14,485)
  Adjustments to
reconcile net income
(loss) to net
   cash provided by
(used in) operating
activities:

   Expenses paid by
    officer as capital
    contribution                      2,200             2,100            4,300
   Amortization                          30                30               60

Change in assets and
liabilities:

  Increase (decrease) in
   cash overdraft                        (5)                5                0
                                 ----------        ----------       ----------
Total adjustments                     2,225             2,135            4,360
  Net cash (used in)
   operating activities                 (25)             (105)         (10,125)

Cash flows from
financing activities:

  Cash contributed by
    officer                             100                 0              100
   Common stock sold for
    cash                                  0                 0           10,100
                                 ----------        ----------       ----------
  Net cash provided by
   (used in)
   financing activities

                                        100                 0           10,200
                                 ----------        ----------       ----------

Increase (decrease) in
 cash                                    75              (105)              75
Cash and cash
 equivalents,
 beginning of period                      0               105                0
                                 ----------        ----------       ----------
Cash and cash
 equivalents,
 end of period                   $       75        $        0       $       75
                                 ==========        ==========       ==========



                 See accompanying notes to financial statements.

                               Power Fluids, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                          Year Ended June 30, 2000 and
                     1999 and For the Period From Inception
                       (August 19, 1997) to June 30, 2000

                                                                    Inception
                                 Year Ended         Year Ended         To
                                   June 30,          June 30,       June 30,
                                    2000              1999            2,000
                                 ---------         -----------      ----------

Supplemental cash flow
information:

   Cash paid for interest       $        0
   Cash paid for income
    taxes                       $     0.00







                See accompanying notes to financial statements.

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Power Fluids, Inc.


We have audited the balance sheet of Power Fluids, Inc. as of June 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999 and for the period from inception (August 19, 1997) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position Power Fluids, Inc. as of June 30, 2000 and the results of its operations and cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

                                         James E. Scheifley & Associates, P.C.
                                        Certified Public Accountants



Denver, Colorado
July 21, 2000

Power Fluids, Inc.
Notes to Financial Statements
June 30, 2000


Note 1. Organization and Summary of Significant Accounting Policies.
        ------------------------------------------------------------

The Company was incorporated in Florida on August 19, 1997. The Company is in its development stage and to date its activities have been limited to organization and capital formation.

     Loss per share:
Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

     Intangible Assets:
The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company to date.

      Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Estimates:
The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates

     Fair value of financial instruments

The Company's short-term financial instruments consist of cash and cash equivalents and accounts payable. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash. During the year the Company did not maintain cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments

     Stock-based Compensation

The Company adopted Statement of Financial Accounting Standard No. 123 (FAS
123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock based compensation during any period presented.

New Accounting Pronouncements

SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement. Therefore the reported net loss is considered to be equivalent to comprehensive net loss as defined under the statement.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has not operated in any business activity.

Note 2. STOCKHOLDERS' EQUITY

The Company issued 4,000,000 shares of common stock to an officer of the Company for reimbursement of amounts paid by the officer for legal services incurred in the formation of the Company and for services performed in conjunction with the completion of a private placement of the Company's common stock. The value assigned to the stock issued is based on the fair value of the legal services provided to the Company.

During January and February 1998 the Company sold 50,500 shares of its common stock to a limited group of investors for cash aggregating $10,100.

Note 3. INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

The Company has not provided current or deferred income taxes for the period presented due to a loss from operations.

The Company currently has a net operating loss carryforward aggregating approximately $14,500 that expires $10,100 in 2013, $2,100 in 2014 and $2,300 in
2015. The tax benefit of the loss, estimated to be approximately $2,200, has been fully reserved as its realization in future periods is not assured as it is more likely than not that future earnings will not be available to utilize the loss carryforward. The reserve increased by approximately $400 during the year ended June 30, 2000.

Note 3. Related Party Transactions.

The Company neither owns nor leases any real or personal property. Office services are provided without charge by an officer of the Company and certain expenses of the Company have been paid for by the officer. Such costs and the fair value of the services provided to the Company for the years ended June 30, 2000 and 1999 amounted to $2,200 and $2,100, respectively and the Company received a $100 cash advance by the officer in 2000.

The advance and the expenses paid by the officer have been accounted for as capital contributions to the Company by the officer as the Company is not obligated to make repayment to the officer.

The officers and directors of the Company are involved in other business activities and may become involved in other business activities in the future. Such business activities may conflict with the activities of the Company. The Company has not formulated a policy for the resolution of any such conflicts that may arise.

To date, the Company has engaged in no significant operations and has minimal expected operating costs forecasted for its next fiscal year. The Company's officers plan to continue the support the limited operations of the Company as needed.

Note 4. Statement of Operations Information

Operating expenses consist of the following for the years ended June 30, 2000 and 1999:

                               2000           1999
                             ------          ------

   Professional fees         $1,600          $1,500
   Office expenses              600             600
   Other expenses                50             140
                             ------          ------
                             $2,250          $2,240