Form 10QSB
period 2000-09-30
POWER FLUIDS INC
filed 2000-11-07
CIK 1046277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the Quarter ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period ______________ to ________________

         Commission file number 000-30947

                               POWER FLUIDS, INC.
                               ------------------
              (Exact name of Small Business Company in its charter)


           FLORIDA                                            59-3461879
           -------                                            ----------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

             10125 W. Colonial Dr., Suite 212, Ocoee, Florida 34761
             ------------------------------------------------ -----
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone number, including area code: (407) 822-3664

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file
such filing requirements for the past thirty days. Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

               4,050,500 Shares of Common Stock ($.001 par value)
                                (Title of Class)

Transitional Small Business Disclosure Format (check  one):

   Yes         No  x

                               POWER FLUIDS, INC.



PART I:          Financial Information

     ITEM  1  -  Financial statements

     ITEM  2  -  Management's discussion and analysis of financial condition and results of operations

PART II:         Other Information

PART I

ITEM I  FINANCIAL STATEMENTS

                               Power Fluids, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2000
                                                                   September 30
                                                                       2000
                                                                       ----

                                     ASSETS
                                     ------

Current assets:

  Cash                                                               $     45
                                                                     --------
      Total current assets                                                 45
                                                                     --------

                                                                     $     45
                                                                     ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
      Total current liabilities                                      $   0.00

Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value,
 50,000,000 shares authorized, 4,050,500
 shares issued and outstanding                                          4,050
 Additional paid-in capital                                            11,750
 (Deficit) accumulated during
  development stage                                                   (15,755)
                                                                     --------

                                                                           45

                                                                     $     45
                                                                     ========




                 See accompanying notes to financial statements.

                               Power Fluids, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                 Three Months Ended September 30, 2000 and 1999
                                       and
                    For the Period From Inception (August 19,
                           1997) to September 30, 2000

                                                                     Inception
                                       Three Months Ended                To
                                  September 30     September 30     September 30
                                      2000            1999              2000
                                  -----------      -----------      -----------

Operating expenses                      1,270              188           15,755
                                  -----------      -----------      -----------
Net (loss)                        $    (1,270)     $      (188)     $   (15,755)
                                  ===========      ===========      ===========




Per share information:
 Basic (loss) per                 $     (0.00)     $     (0.00)     $     (0.00)
 common share                     ===========      ===========      ===========

 Weighted average                   4,050,500        4,050,000        4,042,410
  shares outstanding              ===========      ===========       ==========






                 See accompanying notes to financial statements.

                               Power Fluids, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
               Three Months Ended September 30, 2000 and 1999 and
      For the Period From Inception (August 19, 1997) to September 30, 2000


                                                                                                                      Inception
                                                                                       Three Months Ended                 To
                                                                                 September 30        September 30     September 30
                                                                                     2000                1999            2000
                                                                                   --------            --------        --------
Net income (loss)                                                                  $ (1,270)        $   (188)           $(15,755)
  Adjustments to reconcile net income loss) to net
   cash provided by (used in) operating activities:
   Expenses paid by officer as capital contribution                                   1,150              150               5,450
   Amortization                                                                          90                8                 150

Change in assets and liabilities:
  Increase (decrease) in cash overdraft                                                  --               (5)                 --
                                                                                   --------         --------            --------
Total adjustments                                                                     1,240              153               5,600
  Net cash (used in)
   operating activities                                                                 (30)             (35)            (10,155)

Cash flows from financing activities:
   Cash contributed by officer                                                           --              100                 100
   Common stock sold for cash                                                            --               --              10,100
                                                                                   --------         --------            --------
  Net cash provided by (used in)
   financing activities                                                                  --              100              10,200
                                                                                   --------         --------            --------
Increase (decrease) in cash                                                             (30)              65                  45
Cash and cash equivalents,
 beginning of period                                                                     75               --                  --
                                                                                   --------         --------            --------
Cash and cash equivalents,
 end of period                                                                     $     45         $     65            $     45
                                                                                   ========         ========            ========




                See accompanying notes to financial statements.

Power Fluids, Inc.
Notes to Financial Statements

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the year ended June 30, 2000.

Basic loss per share was computed using the weighted average number of common shares outstanding.

During the three months ended September 30, 2000, an officer of the Company contributed an aggregate of $150 to the Company for management services and office expenses. This amount has been accounted for as a contribution of capital to the Company. Additionally, the officer paid an aggregate of $1000 in professional fees in behalf of the Company which has been accounted for as an additional capital contribution.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

Results of Operations

         During the nine month period ending September 30, 2000, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

         There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.

         There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the company's securities.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     Not applicable.

Item 5. Other Information.
--------------------------

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

     (a) Exhibits

     No exhibits as set forth in Regulation SB, are considered necessary for this filing.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

Date: November 1, 2000                               /s/  Joseph Camillo
                                                     -------------------
                                                     Joseph Camillo,  Secretary