Form 10QSB
period 2000-12-31
POWER FLUIDS INC
filed 2001-02-06
CIK 1046277

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2000

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

Yes                          No x

                               POWER FLUIDS, INC.
                                TABLE OF CONTENTS


PART I:          Financial Information

     ITEM  1      Financial statements

     ITEM 2 Management's discussion and analysis of financial condition and results of operations

PART I:          Financial Information

     ITEM  1      Financial statements

                               Power Fluids, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2000


                               ASSETS                               December 31,
                               ------                                   2000
                                                                     --------
Current assets:
  Cash                                                              $     15
                                                                    --------
      Total current assets                                                15
                                                                    --------
                                                                    $     15
                                                                    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Current liabilities:
      Total current liabilities                                     $     --
                                                                    --------

Stockholders' equity:
 Common stock, $.001 par value,
  50,000,000 shares authorized, 4,050,500 shares
  issued and outstanding                                               4,050
 Additional paid-in capital                                           12,250
 (Deficit) accumulated during
  development stage                                                  (16,285)
                                                                    --------
                                                                          15
                                                                    --------
                                                                    $     15
                                                                    ========


                 See accompanying notes to financial statements.

                               Power Fluids, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                 Six Months Ended December 31, 2000 and 1999 and
      For the Period From Inception (August 19, 1997) to December 31, 2000



                                                                                                         Inception
                                                                 Six Months Ended                            To
                                                         December 31,            December 31,            December 31,
                                                            2000                    1999                    2000
                                                         -----------             -----------             -----------
Operating expenses                                             1,800                     338                  16,285
                                                         -----------             -----------             -----------

Net (loss)                                               $    (1,800)            $      (338)            $   (16,285)
                                                         ===========             ===========             ===========


Per share information:
 Basic (loss) per common share                           $     (0.00)            $     (0.00)            $     (0.00)
                                                         ===========             ===========             ===========

 Weighted average shares outstanding                       4,050,500               4,050,000               4,331,684
                                                         ===========             ===========             ===========


                 See accompanying notes to financial statements.

                               Power Fluids, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                 Six Months Ended December 31, 2000 and 1999 and
      For the Period From Inception (August 19, 1997) to December 31, 2000

                                                                                                          Inception
                                                                         Six Months Ended                    To
                                                                  December 31,        December 31,        December 31,
                                                                      2000                1999                2000
                                                                    --------            --------            --------

Net income (loss)                                                   $ (1,800)           $   (338)           $(16,285)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Expenses paid by officer as capital contribution                    1,650                 300               5,950
   Amortization                                                           90                   8                 150
Change in assets and liabilities:
  Increase (decrease) in cash overdraft                                   --                  (5)                 --
                                                                    --------            --------            --------
Total adjustments                                                      1,740                 303               6,100
  Net cash (used in)
   operating activities                                                  (60)                (35)            (10,185)


Cash flows from financing activities:
   Cash contributed by officer                                            --                 100                 100
   Common stock sold for cash                                             --                  --              10,100
                                                                    --------            --------            --------
  Net cash provided by (used in)
   financing activities                                                   --                 100              10,200
                                                                    --------            --------            --------

Increase (decrease) in cash                                              (60)                 65                  15
Cash and cash equivalents,
 beginning of period                                                      75                  --                  --
                                                                    --------            --------            --------
Cash and cash equivalents,
 end of period                                                      $     15            $     65            $     15
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

During the six months ended December 31, 2000, an officer of the Company contributed an aggregate of $150 to the Company for management services and office expenses. This amount has been accounted for as a contribution of capital to the Company. Additionally, the officer paid an aggregate of $1350 in professional fees in behalf of the Company which has been accounted for as an additional capital contribution.

PART II:         Other Information

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.

Results of Operations

         During the six month period ending December 31, 2000, the Company has engaged in no significant operations. No revenues were received by the Company during this period.

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

PART II OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K.

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

Date: February 1, 2001                     /s/  Joseph Camillo
                                           -------------------
                                                Joseph Camillo,  Secretary