Form 10QSB
period 2001-03-31
MARKETING SYSTEMS USA INC
filed 2001-05-21
CIK 1046277

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                          Commission File No. 000-30947

                           MARKETING SYSTEMS USA, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

Florida                                                               59-3461879
-------                                                               ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

              1130 South Harbor City Boulevard, Melbourne, FL 32901
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (321) 956-0555
                     ---------------------------------------
              (Registrant's telephone number, including area code)

                               POWER FLUIDS, INC.
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 15, 2001, the Company has 14,000,500 shares of Common Stock and 413,000 shares of Preferred Stock issued and outstanding.

                           MARKETING SYSTEMS USA, INC.

INDEX
                                                                           Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets -  March 31, 2001 ...................................1

          Statements of Operations - For the three
          months ended March 31, 2001 and March 31, 2000......................2

          Statements of Cash Flows - For the three
          months ended March 31, 2001 and March 31, 2000......................3

          Notes to Financial Statements.......................................4

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................5

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K....................................6

SIGNATURES ...................................................................7

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

                           Marketing Systems USA, Inc.
                                  Balance Sheet
                                 March 31, 2001
                                   (Unaudited)


Assets

Current assets
  Cash and cash equivalents                                   $    48,221
  Accounts receivable                                              11,262
  Prepaid marketing expenses                                      353,810
                                                              -----------
                 Total current assets                             413,293
                                                              -----------

Property and equipment, net                                       176,020

Other assets
  Deposits                                                         60,039
  Goodwill                                                        776,793
                                                              -----------
                 Total other assets                               836,832
                                                              -----------
                 Total assets                                 $ 1,426,145
                                                              ===========

Liabilities less Stockholders' Deficit

Current liabilities
  Accounts payable and accrued expenses                       $   131,669
  Refundable travel deposits                                      835,337
  Acquisition debt                                                 40,000
                                                              -----------
                  Total current liabilities                     1,007,006
                                                              -----------
Stockholders' deficit
  Preferred stock, $2 par value, 5,000,000 shares
    authorized, 413,000 shares issued and outstanding             826,200
  Common Stock, $.001 par value, 50,000,000 shares                 14,001
    authorized, 14,000,500 shares issued and outstanding           12,250
  Accumulated deficit                                            (433,112)
                                                              -----------

                  Total Stockholders' deficit                     419,339
                                                              -----------

                  Total Liabilities & Stockholders' Deficit   $ 1,426,345
                                                              ===========

                 See accompanying notes to financial statements.

                           Marketing Systems USA, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                 Three Months    Three Months
                                                        Ended           Ended
                                               March 31, 2001    March 31, 2000
                                                  -----------    -----------
Sales                                             $ 2,143,125    $      --
                                                  -----------    -----------

Costs and Expenses
  Cost of services                                  2,047,892           --
  Selling, general and administrative                 512,060            184
                                                  -----------    -----------

Total operating expenses                            2,559,952            184
                                                  -----------    -----------

Loss from operations                                 (416,827)          (184)
                                                  -----------    -----------
Net loss                                          $  (416,827)   $      (184)
                                                  ===========    ===========

Basic and diluted loss per share                  $     (0.04)   $      --
  Weighted average number of shares outstanding     9,467,722      4,050,500


                 See accompanying notes to financial statements.

                           Marketing Systems USA, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months    Three Months
                                                                       Ended           Ended
                                                              March 31, 2001    March 31, 2000
                                                                   ---------    ---------
Cash flows from operating activities:
  Net loss                                                         $(416,827)   $    (184)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
     Depreciation                                                      8,698           16
     Changes in operating assets and liabilities
        (Increase) in accounts receivable                            (11,262)        --
        (Increase) in prepaid marketing costs                       (353,810)        --
        Increase in accounts payable and accrued expenses            131,669         --
        Increase in refundable travel deposits                       835,337         --
        (Increase) in deposits                                       (60,039)        --
                                                                   ---------    ---------

  Net cash provided by (used in) operating activities                133,766         (168)
                                                                   ---------    ---------
Cash flows from investing activities:
  Increase in goodwill                                              (776,793)        --
  Purchase of property and equipment                                (184,718)        --
                                                                   ---------    ---------
  Net cash used in investing activities
                                                                    (961,511)        --
                                                                   ---------    ---------
Cash flows from financing activities:
  Increase in acquisition debts                                       40,000         --
  Additional paid-in capital                                            --            150
  Preferred stock issued for acquisitions                            826,000         --
  Common stock issued                                                  9,951         --
                                                                   ---------    ---------
  Net cash provided by financing activities
                                                                     875,951          150
                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents                  48,206          (18)

Cash and cash equivalents, beginning of period                            15           65
                                                                   ---------    ---------
Cash and cash equivalents, end of period                           $  48,221    $      47
                                                                   =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for interest during the period                         $    --      $    --
  Cash paid for income taxes during the period                     $    --      $    --

                 See accompanying notes to financial statements

Notes to Financial Statements

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.       Corporate History

Power Fluids, Inc. (PFI) was incorporated in Florida on August 19, 1997. On February 10, 2001 PFI entered into a merger agreement with Marketing Systems USA, Inc., a Nevada corporation. On April 27, 2001 the articles of merger were filed in the office of the Secretary of State of Florida. Subsequently, Power Fluids, Inc. amended its articles of incorporation to change its name to Marketing Systems USA, Inc. and is traded under the Symbol MSYS on the NASD OTCBB. The Company is authorized to issue up to 50,000,000 shares of Common Stock having a par value of $0.001 per share, and 5,000,000 Preferred shares having a par value of $2 per share.

Marketing Systems USA, Inc. (the "Company" or "MSUSA") was incorporated in Nevada on August 28, 2000 as Member's Choice Holdings, Inc. On December 11, 2000 the Company changed its name to Marketing Systems USA, Inc. In December 2000 MSUSA purchased the assets of Member's Choice, Inc., a Florida corporation, ("MC") for 9 million shares of its Common Stock and assumed $826,000 of MC's debt. Subsequently such unsecured debt was converted into 413,000 shares of preferred stock. The Company also purchased the assets of Studentmember.com, Inc. for 800,000 shares of Common Stock. In January 2001 MSUSA purchased the assets of J. Sine, Inc. d/b/a Atlantis Travel for $50,000, which was represented by a purchase-money promissory note.

3.       Description of Business

Marketing Systems USA, Inc. has three operating divisions:

The Member's Choice (MC) division is developing a "cooperative shopping network" that will market goods via the Internet, television and direct mail. A "Cooperative Shopping Network" combines the purchasing power of the membership base to negotiate better pricing from manufacturers and, therefore, increases profit sharing amongst its members. MC offers two membership levels: (i) "Premier Members" are network marketers who participate in profit sharing distributions based on the sales that they generate; (ii) "Associate Members" purchase goods and services through MC's cooperative shopping network and earn "MCN Dollars" that can be used for future purchases. MCN Dollars are earned at the rate of 25% of the gross margin realized.

The Student Member (SM) division a provider of spring and summer break vacation packages to college and high school students. SM intends to expand its student travel business and develop a membership program for students that will offer well-known products via Members Choice and discounts at campus merchants. An interactive Website designed for students will be utilized to inform, market and transact business.

The Member's Travel division is a licensed, full service travel agency. Member's Travel provides reservation services for MC and SM members thereby earning commission revenues that otherwise would be lost to outside providers.

4.       Significant Business Risks

Member's Choice--There are inherent risks in utilizing television and the Internet for marketing and sales. In addition, with implementation of a comprehensive sales and marketing plan, and the development of a membership base the company will not realize its financial goals. The Company's success is dependent on the timely performance by third-party suppliers, vendors and shippers.


Student Member & Member's Travel--Travel service providers are exposed to numerous financial, legal and performance risks and liabilities. A travel package encompasses numerous services that are provided to the traveler including transportation, lodging, entertainment and meals. The Company is dependent on numerous vendors and suppliers such as airlines, hotels and restaurants. Given such reliance, the Company's performance under its travel packages maybe adversely affected by the performance of those vendors. Additionally, failure to comply with the terms of the respective travel packages creates exposure to legal liability. These risk factors could have a materially adverse effect on the business operations and financial condition of the Company and may harm the goodwill of the Company in the marketplace.

5.       Loss Per Share

Basic loss per share was computed using the weighted average number of common shares outstanding.

6.       Goodwill

$642,000 of the intangible assets classified as goodwill originates from a transaction with Alan Brooks, a director of MSUSA. There was no independent valuation of the assets purchased and no independent verification of the value of goodwill associated with the purchase.

Item 2.  Management's Discussion and Analysis

FORWARD LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.


1.       Results of Operations

On February 10, 2001, MSUSA entered into a merger agreement with Power Fluids, Inc., a publicly traded Florida corporation. On April 27, 2001 the articles of merger were filed in the office of the Secretary of State of Florida. The merger agreement provided that MSUSA stockholders would receive 9,800,000 shares of PFI and the former stockholders of PFI would retain 4,050,500 shares. Post merger, the Company has 14,000,500 shares of Common Stock and 413,000 shares of Preferred Stock issued and outstanding.

Prior to the transaction, PFI was a development stage company that since its inception had experienced no significant change in liquidity or capital resources or stockholders equity. During the six-month period ending December 31, 2000, Power Fluids, Inc. had not engaged in any significant operations and had assets of $15 and stockholders equity of $15. There were no liabilities.

The Company has total assets of $1,426,605 as of March 31, 2001. This is principally represented by $776,993 of goodwill, $176,020 of property and equipment, and $60,039 of deposits all of which resulted from the asset acquisitions by MSUSA as descibed above. $642,000 of the goodwill originates from a transaction with Alan Brooks, a director of MSUSA. There was no independent valuation of the assets purchased and no independent verification of the value of goodwill associated with the purchase. Prepaid marketing expenses of $353,810 represent expenses incurred toward the sale of travel packages that are expected to generate revenue subsequent to March 31, 2001.

The Company experienced a net loss of $416,827 or $0.04 per share during the three month period ending March 31, 2001. This loss is principally due to the fact that the Company expensed $371,603 of advances made to the prior owners of one of the companies whose assets were acquired. The advance was necessary to satisfy claims against assets of the company and there is no reasonable assurance that the advance will be repaid.. While the company had no legal obligation to pay the debt or advance the funds, not making the advance would have impeded an orderly transition.

2.       Liquidity and Capital Requirements

The Company's capital requirements have been and will continue to be significant due to, among other things, maintaining its Websites, fulfillment and distribution of goods, and marketing costs associated with its method of operations. Although the Company has a positive cash position for the period ending March 31, 2001, the Company will be required to seek additional financing to continue the successful implementation of its business plan. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by funding from sales, and generating sufficient revenues to become profitable. During the interim, the company will continue to operate on internally generated cash flow as it contemplates various debt and equity financings. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2.  Changes in Securities.

There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's securities.

None of the rights evidenced by any class of the Company's securities have been materially limited or qualified by the issuance or modification of any other class of the company's securities.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters  to a Vote of  Security  Holders.

Shareholders of both MSUSA and Power Fluids approved the merger transaction.

Item  5. Other  Information.

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

No exhibits as set forth in Regulation SB are considered necessary for this filing.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




By: /s/ Mark Seyforth
---------------------
        Mark Seyforth
        President, CEO


Date: May 21, 2001